Form 10-K
period 1999-12-31
COPELCO CAPITAL FUNDING LLC 99-1
filed 2000-03-31
CIK 1075914

FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AT OF 1934.

     For the transition period from ______________ to ___________________.


                        COPELCO CAPITAL FUNDING LLC 99-1
           (exact name of Registrants as specified in their charters)

                                    Delaware
                    (state of incorporation or organization)

                                East Gate Center
                               700 East Gate Drive
                       Mount Laurel, New Jersey 08054-5400
                                 (856) 231-9600
         (Address and Telephone Number of Principal Executive Officers)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ___X___    No  _______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrants. None.

     The Registrants meet the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted thereunder.

                                     PART I


Item 1. Business

     The Registrant is a wholly-owned bankruptcy-remote subsidiary of Copelco Capital, Inc. The Registrant was formed solely for the purpose of acquiring from Copelco Capital, Inc. certain leases (the "Leases") and interests in the equipment underlying the leases (the "Equipment"), and securitizing the Leases and the Equipment through the issuance of debt securities (the "Notes"). As a bankruptcy-remote entity, the Registrant's operations are restricted so that (a) it does not engage in business with, or incur liabilities to, any entity (other than the indenture trustee on behalf of the holders of the Notes and Copelco Capital, Inc.) which may bring bankruptcy proceedings against the Registrant and (b) the risk that it will be consolidated into the bankruptcy proceedings of any other entity is diminished. The Registrant has no other assets except the Leases and the Equipment, and proceeds thereof.

Item 2. Properties

     None.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The holders of the equity shares of Copelco Capital Funding LLC 99-1 are Copelco Capital, Inc and Copelco Manager, Inc, a wholly-owned subsidiary of Copelco Capital, Inc. There is currently no market for such equity shares nor is it anticipated that such a market will develop.

Item 6. Selected Financial Data

     Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Not Applicable.

Item 8. Financial Statements and Supplemental Data

     Not Applicable.

Item 9. Change in and Disagreements on Accounting and Financial Disclosure

     None.


                                    PART III


Item 10. Directors and Officers of the Registrant

     Not Applicable

Item 11. Executive Compensation

     Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Not Applicable.

Item 13. Certain Relationships and Related Transactions

     Not Applicable.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     Servicer's Reports for the payment periods ending in each of the months from April through December, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Copelco Capital Funding LLC 99-1 has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                  COPELCO CAPITAL FUNDING LLC 99-1

                                  By: COPELCO MANAGER, INC.,
                                  as Manager of Copelco Capital Funding LLC 99-1

                                  By: /s/ Robert J. Lemenze, Jr.
                                      --------------------------------
                                      Name: Robert J. Lemenze, Jr.
                                      Title: President, Director

                                  Dated: January 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Copelco Manager, Inc., as manager of Copelco Capital Funding LLC 99-1 and in the capacities and on the dates indicated.


                                  By: /s/ Robert J. Lemenze, Jr.
                                      --------------------------------
                                      Name: Robert J. Lemenze, Jr.
                                      Title: President, Director
                                      Dated: January 30, 2000


                                  By: /s/ John Hakemian
                                      --------------------------------
                                      Name: John Hakemian
                                      Title: Director
                                      Dated: January 30, 2000


                                  By: /s/ Nicholas Antonaccio
                                      --------------------------------
                                      Name: Nicholas Antonaccio
                                      Title: Vice President-Finance, Treasurer
                                      Dated: January 30, 2000

                                  Exhibit Index


99.1 Servicer's Reports for the payment periods ending in each of the months from April through December, 1999.